Form 10-Q
period 2011-09-30
Puravita Corp
filed 2011-11-21
CIK 1515620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54062

PURAVITA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	27-5414104 (IRS Employer Identification No.)

3211 Ocean Drive
Vero Beach , Florida 32963
(Address of principal executive offices)

Telephone: 772.584.3308
Fax: 772.492.9219
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 8,000,000 shares outstanding as of November 21, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PURAVITA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 15,
	2011	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$-	$-
Payables, related parties	3,419	2,819
Total Current Liabilities	3,419	2,819

TOTAL LIABILITIES	3,419	2,819

Stockholder’s Deficit
Common stock: 100,000,000 authorized; $0.0001 par value
8,000,000 shares issued and outstanding	800	800
Accumulated deficit during development stage	(4,219)	(3,619)
Total Stockholder’s Deficit	(3,419)	(2,819)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

See accompanying notes.

PURAVITA CORPORATION

(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			March 2, 2011
			(inception)
	Three Months Ended	Six Months Ended	through
	September 30, 2011	September 30, 2011	September 30, 2011

Revenues	$-	$-	$-

Operating Expenses
General and administrative	600	4,219	4,219
Total operating expenses	600	4,219	4,219

NET LOSS	$(600)	$(4,219)	$(4,219)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of
shares outstanding	8,000,000	8,000,000

See accompanying notes.

PURAVITA CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, March 2, 2011	-	$-	$-	$-	$-
Issuance of common stock to founders, March 2, 2011 valued at $0.0001 per share, contribution at $0.00010	8,000,000	800	-		800

Net loss (unaudited)				(4,219)	(4,219)

Balance, September 30, 2011	8,000,000	$800	$-	$(4,219)	$(3,419)

See accompanying notes.

PURAVITA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		March 2, 2011
		(inception)
		through
	September 30,	September 30,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(600)	$(4,219)
Net Cash Provided by Operating Activities	(600)	(4,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	600	3,419
Issuance of common stock	-	800
Net Cash Provided by Financing Activates	600	4,219

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes.

PURAVITA CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
March 2, 2011(date of inception) through September 30, 2011
(unaudited)

NOTE 1 - Nature of Operations and Significant Accounting Policies

 Nature of Operations.  Puravita Corporation (the “Company”) was incorporated in the State of Delaware on March 2, 2011 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

Development Stage.  The Company's financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include related party equity-based and or equity financing.

Basis of Presentation. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared assuming the Company will continue as a going concern.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP.  In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

Use of Estimates.  The Financial Statements have been prepared in conformity with U.S. GAAP, using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these good faith estimates and judgments.

Common Stock. The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue and Cost Recognition.  The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

2.  - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended September 30, 2011, the Company had no operations.  As of September 30, 2011, the Company had not emerged from the development stage.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURAVITA CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010 and for the period
March 2, 2011(date of inception) through September 30, 2011
(unaudited)

3. - Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. A cash escrow account has been created per Rule 419, which requires that the securities to be issued and the funds received in this offering be deposited and held in an escrow account pending the completion of a qualified acquisition.

4. - Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

5. - Capital Stock

The total number of shares of preferred stock which the Company shall have authority to issue is twenty five million (25,000,000) preferred shares with a par value of $.0001.   There have been no preferred shares issued to date.

The total number of shares of common stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $.0001.  Holders of shares of Common Stock are entitled to cast one vote for each share held at all Stockholder meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

At inception on March 2, 2011, the Company issued 8,000,000 shares, at a value of $800 (par) to its sole shareholder and director.

6. - Commitments, Contingencies and Subsequent Events
The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Puravita Corporation (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending September 30, 2011 the Company had no revenues and incurred $600, $4,219 and $4,219 of general and administrative expenses and for the three and six months ending September 30, 2011 and for the period March 2, 2011 (date of inception) through September 30, 2011, respectively.

For the period from inception (March 2, 2011) through September 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of $4,219 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2011, the Company had no assets and no cash.  Current liabilities listed are comprised of amounts due to the shareholder for payment of expenses incurred by the Company.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form S-1 became effective, our officer and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2011
PURAVITA CORPORATION

	By:	/s/ Rory O’Dare
Rory O’Dare
President/ CEO