Form 10-Q/A
period 2011-09-30
Puravita Corp
filed 2011-12-22
CIK 1515620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PURAVITA CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	March 15,
	2011	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ -	$ -
Payables, related parties	3,419	2,819
Total Current Liabilities	3,419	2,819

TOTAL LIABILITIES	3,419	2,819

Stockholder’s Deficit
Common stock: 100,000,000 authorized; $0.0001 par value
8,000,000 shares issued and outstanding	800	800
Accumulated deficit during development stage	(4,219)	(3,619)
Total Stockholder’s Deficit	(3,419)	(2,819)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$ -	$ -

See accompanying notes.

PURAVITA CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			March 2, 2011
			(inception)
	Three Months Ended	Six Months Ended	through
	September 30, 2011	September 30, 2011	September 30, 2011

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	600	4,219	4,219
Total operating expenses	600	4,219	4,219

NET LOSS	$ (600)	$ (4,219)	$ (4,219)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	8,000,000	8,000,000

See accompanying notes.

PURAVITA CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, March 2, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock to founders, March 2, 2011 valued at $0.0001 per share, contribution at $0.00010	8,000,000	800	-		800

Net loss (unaudited)				(4,219)	(4,219)

Balance, September 30, 2011	8,000,000	$ 800	$ -	$ (4,219)	$ (3,419)

See accompanying notes.

PURAVITA CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		March 2, 2011
		(inception)
		through
	September 30,	September 30,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (600)	$ (4,219)
Net Cash Provided by Operating Activities	(600)	(4,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	600	3,419
Issuance of common stock	-	800
Net Cash Provided by Financing Activates	600	4,219

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes.

PURAVITA CORPORATION

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010 and for the period

March 2, 2011(date of inception) through September 30, 2011

(unaudited)

NOTE 1	-	Nature of Operations and Significant Accounting Policies:

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

3.	Cash and Cash Equivalents

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2011
PURAVITA CORPORATION

	By:	/s/ Rory O’Dare
Rory O’Dare
President/ CEO