Form 10-K
period 2011-12-31
Puravita Corp
filed 2012-04-17
CIK 1515620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.000-51883

PURAVITA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	27-5414104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3211 Ocean Drive Vero Beach, Florida	32963
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel: 772.584.3308
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes[ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ] (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: Not Applicable

Number of the issuer’s Common Stock outstanding as of April 13, 2012:  8,000,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

1

PART I

ITEM 1. BUSINESS

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” and other comparable terminology. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to develop our operations, our ability to satisfy our obligations, our ability to raise capital as necessary, our ability to generate revenues and pay our operating expenses, our ability to consummate the acquisition of additional assets, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - "Risk Factors" as well as the risk factors described in our other filings with the Securities and Exchange Commission.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to update any of our forward-looking statements. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. “We,” “us,” “our,” the “Company,” Puravita Corporation,” and “Puravita” as used in this report refer to Puravita Corporation, a Delaware corporation.

None of the Company’s securities are registered for resale with the Securities and Exchange Commission. The outstanding shares of common stock may only be resold through registration under the Securities Act of 1933, or under an applicable exemption from registration.

Business Overview

Puravita Corporation ("Puravita Corporation" or the "Company"), incorporated in the State of Delaware on March 3, 2011, to engage in any lawful Corporation undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit from inception.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company was formed by Rory O'Dare, the initial director, for the purpose of creating a Corporation which could be used to consummate a merger or acquisition Mr. O'Dare serves as President, Secretary, Treasurer and Director Mr. O'Dare determined next to proceed with filing a Form S-1.

Mr. O'Dare, the President and Director, elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale securities of "blank check" companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each current shareholder has agreed to place his/her respective certificates in escrow until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.  However, while management believes that the procedures established to preclude any sale of the Company’s securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established herein will unequivocally limit any shareholder’s from selling their respective securities before such closing.  Mr. O'Dare as the sole officer and director and sole signatory on this registration statement is bound thereby by Rule 419 (and by the escrow agreement to which he is a party) as it relates the the sale of his shares. Any subscribers will be notified of in writing a minimum of 20 days prior to the beginning of any extension in the offering period.

As of the date of this prospectus, we have 8,000,000shares of $0.0001 par value common stock issued and outstanding.

Puravita Corporation’s operations and Corporation offices are located at 3211 Ocean Drive Vero Beach, FL 32963, with a telephone number of (772) 584-3308.

Puravita Corporation’s fiscal year end is December 31st.

Employees

Puravita Corporation is currently in the development stage. During this development period, we plan to rely exclusively on the services of our sole officer and director to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

ITEM 1A.   RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Investment in the securities offered hereby involves certain risks and is suitable only for investors of substantial financial means. Prospective investors should carefully consider the following risk factors in addition to the other information contained in this prospectus, before making an investment decision concerning the common stock. This section discloses all of the material risks of an investment in this Company.

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN. The Company’s financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit from inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

SOLE OFFICER AND DIRECTOR MAY HINDER OPERATIONS. Puravita Corporation’s operations depend solely on the efforts of Rory O'Dare, the sole officer and director of the Company. O’Dare has no experience related to public company management, nor as a principal accounting officer. Because of this, the Company may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles and would cease to exist if it is unable to develop the business or manage our public reporting requirements.

POTENTIAL CONFLICTS OF INTEREST MAY RESULT IN LOSS OF BUSINESS. Rory O'Dare may in the future become involved in other employment opportunities and may periodically face a conflict in selecting between Puravita Corporation and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur. If the Company loses Rory O'Dare to other pursuits without a sufficient warning, the Company may, consequently, go out of business.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS. Rule 419 requires that the securities to be issued and the funds received in this offering be deposited and held in an escrow account pending the completion of a qualified acquisition. Before the acquisition can be completed and before the funds and securities can be released, the Company will be required to update its registration statement with a post-effective amendment including audited financial statements from the target company. After the effective date of any such post-effective amendment, the Company is required to furnish investors with the new prospectus containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must decide to remain investors or require the return of their investment funds. Any investor not making a decision within 45 days of the effectiveness of the post effective amendment will automatically receive a return of his investment funds.

Although investors may request the return of their funds in connection with the reconfirmation offering required, the Company's shareholders will not be afforded an opportunity to approve or disapprove any particular transaction. See Risk Factor entitled "Conflicts of Interest."

NO AUDITED FINANCIAL STATEMENTS REQUIRED PRIOR TO BUSINESS COMBINATION BEING DEEMED PROBABLY MAY DECREASE CONFIDENCE IN AVAILABLE FINANCIALS. The Company shall not require the business combination target to provide audited financial statements until it becomes probable that signing of a business combination agreement is likely (but prior to signing of any such agreement or submittal of the reconfirmation offering), thus there is the risk that the unaudited statements which are provided to the Company during its due diligence may contain errors that an audit would have found thus exposing the investors to the risk that the business combination target may not be as valuable as it appears during the combination approval process.

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN ESCROW ACCOUNT MAY LIMIT LIQUIDITY FOR A SIGNIFICANT PERIOD OF TIME. It shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the escrow account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result investors may be unable to sell or transfer their shares for a significant period of time.

DISCRETIONARY USE OF PROCEEDS: "BLANK CHECK" OFFERING LEADS TO UNCERTAINTY AS TO FUTURE BUSINESS SUCCESS. As a result of management's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward effecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by the Company relating to the specific allocation of the net proceeds of this offering will permit the Company to achieve its business objectives. See "Description of Business." The company has listed working capital as the use of proceeds of this offering thus giving the company considerable latitude without having to revise or deviate from its listed use of proceeds. See “Use of Proceeds”

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered thus limiting the issuers ability to complete this offering.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN POSSIBLE LACK OF SUCCESS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS RESULTS IN POSSIBLE LACK OF SUCCESS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria thus making risk evaluations difficult. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT BUSINESS COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies. Therefore this competition may result in the company being unable to complete its business plan of completing an acquisition or merger.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION MAY RESULT IN THE COMPANY BEING UNABLE TO COMPLETE ITS BUSINESS PLAN. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. The Company's officer has not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations and completing its business plan. See “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

CONFLICTS OF INTEREST OFFICER AND DIRECTOR MAY RESULT IN LOSS OF BUSINESS OR FAILURE TO COMPLETE A MERGER OR ACQUISITION OR AT LESS PROFIT. The Company's officer and director may in the future participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officer and director is involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a resolution which prohibits the Company from completing a merger with, or acquisition of, any entity in which management serves as officer, director or partner, or in which he or his family members own or hold any ownership interest. Management is not aware of any circumstances under which this policy could be changed while current management is in control of the Company. This limitation may limit the number of opportunities for a merger or acquisition. Rory O'Dare our sole officer and director is as of the date of this prospectus not participating in any other blank check business ventures. See” DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION LIMITING ACQUISITION PROSPECTS. The Company will be required to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT THE COMPANY’S ABILITY TO FIND PROSPECTIVE CANDIDATES FOR ACQUISITION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION INCREASES THE RISK THAT THE COMPANY WILL CEASE TO DO BUSINESS. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations potentially causing the company to cease to do business.

POSSIBLE INVESTMENT COMPANY ACT REGULATION LIMITS POSSIBLE ACQUISITION CANDIDATES AND INCREASE COSTS. Although the Company will be subject to regulation under the Securities Exchange Act of 1933, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MEANS INABILITY TO FULLY GAUGE MANAGEMENT RISK AND UNCERTAIN MANAGEMENT FUTURE. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or portions of the Company’s common stock held by him, or resign as a member of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION WOULD RESULT IN DILUTION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

DISADVANTAGES OF BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A potential business combination candidate may find it more beneficial to go public directly rather than through a combination with a blank check company as the blank check has the requirements of a post effective amendment and having to clear its application to trade using information provided by the Company rather than its own internal information. Both of these processes may be more complicated and complex due to the acquisition with a blank check than if the company had gone public directly. In addition the Company would continue to have the expenses of filings under the Securities Exchange Act of 1934 (10K’s, Q’s and 8K’s among others) during these processes.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

BLUE SKY CONSIDERATIONS MAY LIMIT SALES IN CERTAIN STATES MAY LIMIT OR PRECLUDE ACQUISITION CANDIDATES. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of the Company's securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

NO ASSURANCE SHARES WILL BE SOLD INCREASES THE RISK THE COMPANY WILL BE ABLE TO CONTINUE OPERATIONS AND LIMITS FUTURE OPERATING CAPITAL. The 2,000,000 Common Shares to be sold by the issuer are to be offered directly by the Company, and no individual, firm, or Corporation has agreed to purchase or take down any of the shares. No assurance can be given that any or all of the Shares will be sold.

BUSINESS ANALYSIS BY NON PROFESSIONAL INCREASES THE RISK OF INCOMPLETE DUE DILIGENCE AND POOR ANALYSIS. Analysis of business operations will be undertaken by our sole officer and director who is not a professional business analyst. Thus the depth of such analysis may not be as great as if undertaken by a professional which increases the risk that any merger or acquisition candidate may not continue successfully.

LACK OF AGREEMENT TO PROVIDE OPERATING FUNDS MAY CAUSE THE COMPANY TO BE UNABLE TO CLOSE THE OFFERING. Although Mr. O'Dare our sole officer and director has stated that he will provide funds for the company to continue business until the offering is closed, there is no enforceable agreement to such effect and thus the failure of Mr. O'Dare to provide such funds may cause the company to cease business prior to the close of this offering. The offering expenses are estimated at $7,506.69.

ARBITRARY OFFERING PRICE MAY MEAN LOSS OF VALUE OF SHARES. The Offering Price of the Shares bears no relation to book value, assets, earnings, or any other objective criteria of value. They have been arbitrarily determined by the Company. There can be no assurance that, even if a public trading market develops for the Company's securities, the Shares will attain market values commensurate with the Offering Price.

NO ASSURANCE OF SUCCESSFUL MARKETING EFFORTS MAY LIMIT ACQUISITION CANDIDATES. One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful and thus the number of acquisition candidates may be limited. Lack of identification and completion of a successful merger/acquisition will render the shares sold hereunder worthless.

NO PUBLIC MARKET FOR COMPANY'S SECURITIES MAY LIMIT A SHAREHOLDERS ABILITY TO SELL THEIR SHARES. Prior to the Offering, there has been no public market for the Shares being offered. There can be no assurance that an active trading market will develop or that purchasers of the Shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. The market price of the Shares may be affected significantly by factors such as announcements by the Company or its competitors, variations in the Company's results of operations, and general market conditions. Movements in prices of stock may also affect the market price in general. No trading in our common stock being offered will be permitted until the completion of a business combination meeting the requirements of Rule 419. As a result of these factors, purchasers of the Shares offered hereby may not be able to liquidate an investment in the Shares readily or at all.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.      PROPERTIES

We use a Corporation office located at 3211 Ocean Drive, Vero Beach, FL 32963. Office space, utilities and storage are currently being provided free of charge at the present time at this address which is Mr. O'Dare’s residence. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3.      LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.      MINE SAFTEY DISCLOSURES

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of December 31, 2011, there were one (1) holders of record of our common stock and a total of 8,000,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

To date, Puravita has not paid any dividends. Puravita does not intend to pay dividends in the foreseeable future, as the Company plans to retain its funds for operating purposes.

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011: None

ITEM 6.      SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PLAN OF OPERATION

Puravita Corporation was incorporated on March 3, 2011.

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

Results of Operations

The Company had no revenues and incurred $4,619 of general and administrative expenses for the period March 3, 2011 (date of inception) through December 31, 2011.

For the period from inception (March 3, 2011) through December 31, 2011, the Company had no activities that produced revenues from operations and had a net loss of $4,619 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form S-1 and other SEC-related compliance matters.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended December 31, 2011.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2011, which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Puravita Corporation

(A Development Stage Company)

As of December 31, 2011

And for the Period March 3, 2011 (date of inception) through December 31, 2011

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Puravita Corporation

I have audited the balance sheets of Puravita Corporation (a development stage company) as of December 31, 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the period March 3, 2011 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Puravita Corporation (a development stage company) as of December 31, 2011, and the results of its operations and its cash flows for the period March 3, 2011 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 13, 2012

PURAVITA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

December 31,
2011

ASSETS
Current Assets
Cash and cash equivalents	$ -
Total Current Assets	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ -
Payables, related parties	3,819
Total Current Liabilities	3,819

TOTAL LIABILITIES	3,819

Stockholder’s Deficit
Common stock: 100,000,000 authorized; $0.0001 par value
8,000,000 shares issued and outstanding	800
Accumulated deficit during development stage	(4,619)
Total Stockholder’s Deficit	(3,819)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$ -

See auditor’s report and accompanying notes.

F-3

PURAVITA CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

March 3, 2011
(date of inception)
through
December 31, 2011

Revenues	$ -

Operating Expenses
General and administrative	4,619
Total operating expenses	4,619

NET LOSS	$ (4,619)

Basic and diluted loss per share	$ (0.00)
Weighted average number of
shares outstanding	8,000,000

See auditor’s report and accompanying notes.

PURAVITA CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, March 3, 2011	-	$ -	$ -	$ -	$ -

Issuance of common stock to founders, March 3, 2011 valued at $0.0001 per share, contribution at $0.00010	8,000,000	800	-		800

Net loss				(4,619)	(3,619)

Balance, December 31, 2011	8,000,000	$ 800	$ -	$ (4,619)	$ (3,819)

See auditor’s report and accompanying notes.

PURAVITA CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

March 3, 2011
(inception)
through
December 31,
2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,619)
Net Cash Provided by Operating Activities	(4,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	3,819
Issuance of common stock	800
Net Cash Provided by Financing Activates	4,619

Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -
Cash paid for taxes	$ -

See auditor’s report and accompanying notes.

PURAVITA CORPORATION

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and for the period

March 3, 2011(date of inception) through December 31, 2011

NOTE 1	-	Nature of Operations and Significant Accounting Policies:

Nature of Operations.  Puravita Corporation (the “Company”) was incorporated in the State of Delaware on March 3, 2011 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

Development Stage.  The Company's financial statements are presented as statements of a development stage company. Activities during the development stage primarily include related party equity-based and or equity financing.

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

Earnings (Loss) Per Share. Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  The Company has not issued options or other common stock equivalents.

Recently Issued Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

At inception on March 3, 2011, the Company issued 8,000,000 shares, at a value of $800 (par) to its sole shareholder and director.

6.	Related Party Transactions

At various times the majority shareholder pays the Company’s liabilities. The payments are recorded as a liability to the shareholder and is considered an unsecured demand note. The amounts due are non-interest bearing. We are dependent upon the shareholder funding our current cash flow needs, however there is no written commitment to fund future needs. The balance due to the shareholder is $3,819 as of December 31, 2011.

7.	Commitments, Contingencies and Subsequent Events

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our auditor regarding accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our director is elected by the stockholders to a term of one year and serves until a successor is elected and qualified. Our officer is appointed by the Board of Directors to a term of one year and serves until a successor is duly elected and qualified, or until removed from office. Our Board of Directors does not have any nominating, auditing or compensation committees.

The following table sets forth certain information regarding our executive officer and director as of the date of this prospectus:

Name	Age	Position	Period of Service(1)

Rory O'Dare (2)	55	President, Secretary, Treasurer, Chief Executive Office, Chief Financial Officer, Chief Accounting Officer, and Director	Inception – Current

Notes:

(1) Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Rory O'Dare has outside interests and obligations to other than Puravita Corporation He intends to spend approximately 10 hours per month on our business affairs. At the date of this prospectus, Puravita Corporation is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Rory O'Dare, President, CEO, Secretary, Treasurer, CFO

Mr. O'Dare is a licensed real estate sales associate in Indian River county Florida license #310-3064. He has been self employed working as a buyer's agent for high net worth clients and specializing in ocean front properties in Vero Beach for in excess of the last 5 years. He built a sub-division and spec home in Vero Beach. He has been focused on entrepreneurial business for over 40 years.

Mr. O'Dare grew up in Miami and recognized the Latin migration into Florida in the 60’s, 70's and 80's. Understanding growth and commerce early on, motivated him into property development. The recent downturn in 2007 has given him time to direct efforts into other business activity, such as formation of public companies including blank check corporations: Cheval Resources Corporation, Mobad Service Corporation, and Petrus Corporation. Mr. O'Dare is active in his community.

Board Committees

Puravita Corporation has not yet implemented any board committees as of the date of this prospectus except for the audit committee.

Directors

The number of Directors of the Corporation shall be fixed by the Board of Directors, but in no event shall be less than one (1). Although we anticipate appointing additional directors, the Company has not identified any such person or any time frame within which this may occur.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics as of March 31, 2012 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

·	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

·	Full compliance with applicable government laws, rules and regulations;
·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

·	Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. O’Dare has served as our Chief Executive Officer and Chairman since inception. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  We currently do not have a transfer agent. No forms have been required to be filed on Forms 3, 4, and 5.

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception through December 31, 2011.

SUMMARY COMPENSATION TABLE EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period March 3, 2011 (date of inception) through December 31, 2011 in all capacities for the accounts of our executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Rory O'Dare	2011	-	-	-	-	-	-	-
Officer and Director

DIRECTORS' COMPENSATION

Our director is not entitled to receive compensation for services rendered to Puravita Corporation, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

Since Puravita Corporation’s in Corporation on March 3, 2011, we have not paid any compensation to any officer, director or employee. We do not have employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as it maintains a positive cash flow.

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

Puravita Corporation currently does not have existing or proposed option or SAR grants.

DIRECTORS' COMPENSATION

Our director is not entitled to receive compensation for services rendered to Puravita Corporation, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

Since Puravita Corporation’s in Corporation on March 3, 2011, we have not paid any compensation to any officer, director or employee. We do not have employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as it maintains a positive cash flow.

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

Puravita Corporation currently does not have existing or proposed option or SAR grants.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of our common stock by all persons known to us to be beneficial owners of more than 5% of any such outstanding classes, and by the director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Rory O'Dare, President, Secretary, Treasurer and Director	8,000,000	100.00%

	All Directors and Officers as a group	8,000,000	100.00%

Footnotes

(1) The address of the executive officer one director is c/o Puravita Corporation, 3211 Ocean Drive, Vero Beach, FL 32963.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On or about March 3, 2011, Rory O'Dare, our officer and director, paid for expenses involved with the incorporation of Puravita Corporation with personal funds and performed services on behalf of Puravita Corporation, in exchange for 8,000,000shares of common stock each, par value $0.0001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

The price of the common stock issued to Rory O'Dare was arbitrarily determined and bore no relationship to any objective criterion of value.  At the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

Rory O'Dare, the company’s sole shareholder, officer and director is the only promoter of the company.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA for professional services rendered for the audit of the Company’s financial statements for the period ended March 15, 2011 and for the review of the Company’s financial statements for the periods ended June 30, 2011 and September 30, 2011 was $1,150.

Audit Related Fees

There were no fees for audit related services for the period March 3, 2011 (date of inception) through December 31, 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the period March 3, 2011 (date of inception) through December 31, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Puravita Corporation

	By:	/s/ Rory O’Dare
Rory O’Dare
President / CEO
Dated: April 13, 2012

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Puravita Corporation

	By:	/s/ Rory O’Dare
Rory O’Dare
President / CEO
Dated: April 13, 2012

