Form 10-Q
period 2015-06-30
Puravita Corp
filed 2015-12-31
CIK 1515620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number : 333-186706

Puravita Corporation
 (Exact name of registrant as specified in its charter)

Delaware	27-5414104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Ocean Drive Vero Beach , Florida	32963
(Address of principal executive offices)	(Zip Code)

772.234.9999
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes □ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on December 29, 2015 was 8,000,000 shares.

PURAVITA CORPORATION
QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Puravita Corporation
As of June 30, 2015 and 2014

Puravita Corporation
Condensed Balance Sheets
(Unaudited)

	As of June 30,	As of December 31,
ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$4,344
Payable to related party	10,037	-
TOTAL CURRENT LIABILITIES	10,037	4,344

TOTAL LIABILITIES	10,037	4,344

STOCKHOLDERS' DEFICIT
Preferred tock, $0.0001 par value, 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
8,000,000 shares issued and outstanding	800	800
Additional paid-in capital	4,219	4,219
Accumulated deficit	(15,056)	(9,363)
TOTAL STOCKHOLDERS' DEFICIT	(10,037)	(4,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

Puravita Corporation
Condensed Statements of Operations
For The Three And Six Month Periods Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Revenues	$-	$-	$-	$-

Operating Expenses:
General and administration expenses	5,693	-	5,693
Total operating expenses	5,693	-	5,693

Loss from operations	(5,693)	-	(5,693)	-

Provision for income taxes	-	-	-	-

Net loss	$(5,693)	$-	$(5,693)	$-

Net loss per share
Basic and Diluted:	$(0.001)	$0.000	$(0.001)	$0.000

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	8,000,000	8,000,000	8,000,000	8,000,000
Diluted	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements

Puravita Corporation
Condensed  Statements of Cash Flows
For The Six Month Periods Ended June 30, 2015 and 2014
(Unaudited)

	June 30,
	2015	2014

Net loss	$(5,693)		$-
Adjustments to reconcile net loss to net cash
used in operating activities:

Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(4,344)		-
Net cash used in operating activities	(10,037)		-

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from related party	10,037		-

Net increase in cash and cash equivalents	-		-

Cash and cash equivalents, at the beginning of the period	-		-

Cash and cash equivalents, at the end of the period	$-		$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-		$-
Interest payments	$-	$

The accompanying notes are an integral part of the unaudited condensed financial statements

PURAVITA CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015 and 2014

NOTE 1.    Nature of Operations and Significant Accounting Policies:

Nature of Operations.

Puravita Corporation (the "Company") was incorporated in the State of Delaware on March 3, 2011 for the purpose of raising capital that is intended to be used in connection with its business plan to merge, acquire or other business combination with an operating business. As of June 30, 2015, the Company had not yet commenced principal operations. The Company reports on a calendar year basis.

Basis of Presentation.

These unaudited interim condensed financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Company's December 31, 2014 financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Recently Issued Accounting Pronouncements.

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the new revenue standard by one year, which will make it effective for the Company in the first quarter of its fiscal year ending June 30, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on its financial statements.

PURAVITA CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015 and 2014

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). The amendment eliminates from U.S. GAAP the concept of extraordinary items. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In February 2015, FASB issued ASU No. 2015-02, (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 provides amendments to respond to stakeholders' concerns about the current accounting for consolidation of certain legal entities. Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

PURAVITA CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015 and 2014

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-05, (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangements. ASU No. 2015-05 provides guidance on a customer's accounting for fees paid in a cloud computing arrangement, which includes software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments." ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

2.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had no operations and has a history of losses, resulting in an accumulated deficit of $15,056 and negative working capital of $10,037.  For the six month period ended June 30, 2015, the Company incurred a loss in the amount of $5,693.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to find a suitable merger or acquire an operating company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURAVITA CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015 and 2014

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

4.   Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes".  Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax expense for the period, if any and the change during the period in deferred tax assets and liabilities.

The Company has net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at June 30, 2015 and 2014.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merit.

The Company's federal and state income tax returns for the tax years beginning 2011 remain subject to examination for federal and state taxes.

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

PURAVITA CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015 and 2014

6.   Related Party Transactions

At various times the majority shareholder pays the Company's liabilities.  The payments are recorded as a payable to the shareholder. These amounts are unsecured, non interest bearing and due on demand. On January 1, 2013, the sole shareholder forgave debts totaling $5,019 and the Company recognized the forgiven debt as a contribution of capital.  The balance due to the shareholder was $5,693 as of June 30, 2015 and $0 as of December 31, 2014.

7.   Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;
●	inability to raise additional financing for working capital;
●
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	our ability to attract key personnel;
●	our ability to operate profitably;
●	our ability to generate sufficient funds to operate the Puravita Corporation. operations, upon completion of our acquisition;
●	deterioration in general or regional economic conditions;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	the inability of management to effectively implement our strategies and business plan;
●	inability to achieve future sales levels or other operating results;
●	the unavailability of funds for capital expenditures;
●	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading "Risk Factors" in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to "we", "our", "us", "Puravita", "the Company", and similar terms refer to Puravita Corporation unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

Puravita Corporation ("Puravita Corporation" or the "Company"), incorporated in the State of Delaware on March 2, 2011, to engage in any lawful Corporation undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

RESULTS OF OPERATIONS

During the three and  six months ended June 30, 2015, we generated revenue of  $0. During the three and six months ended June 30, 2014, we generated revenue of $0.

Operating expenses during the three and six months ended June 30, 2015 were $5,693 and $5,693.  Operating expenses during the three and six months ended June 30, 2014 were $0  and $0..  Operating expenses for the three months ended June 30, 2015 consisted of general and administrative fees of $5,693.     Operating expenses for the three months ended June 30, 2014 consisted of general and administrative fees of $0.     Expenses increased during 2015 mainly due to the Company's reporting requirements.

There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2015, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2015 and 2014:

	Period Ended June 30, 2015	Period Ended June 30, 2014

Net cash used in operating activities	$(10,037)	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,037	-
Net increase (decrease) in Cash	-	-
Cash, beginning	-	-
Cash, ending	$-	$-

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. We anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $10,037 for the period ended June 30, 2015, as compared to $0 used in operating activities for the period ended June 30, 2014.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2015, as compared to $0 used in investing activities for the same period in 2014.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2015 was $10,037 as compared to $0 for the same period of 2014.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

The risk factors listed in our S-1 filed with the Securities Exchange Commission, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAVITA CORPORATION

Date: December 31, 2015	By:	/s/ Rory O'Dare
Rory O'Dare
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)