Form 10-Q
period 2015-09-30
Puravita Corp
filed 2015-12-31
CIK 1515620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PURAVITA CORPORATION
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Puravita Corporation
As of September 30, 2015 and 2014

Puravita Corporation
Condensed Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$4,344
Payable to related party	10,037	-
TOTAL CURRENT LIABILITIES	10,037	4,344

TOTAL LIABILITIES	10,037	4,344

STOCKHOLDERS' DEFICIT
Preferred tock, $0.0001 par value, 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
8,000,000 shares issued and outstanding	800	800
Additional paid-in capital	4,219	4,219
Accumulated deficit	(15,056)	(9,363)
TOTAL STOCKHOLDERS' DEFICIT	(10,037)	(4,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

Puravita Corporation
Condensed Statements of Operations
For The Three And Nine Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Revenues	$-	$-	$-	$-

Operating Expenses:
General and administration expenses	-	-	5,693
Total operating expenses	-	-	5,693

Loss from operations	-	-	(5,693)	-

Provision for income taxes	-	-	-	-

Net loss	$-	$-	$(5,693)	$-

Net loss per share
Basic and Diluted:	$0.000	$0.000	$(0.001)	$0.000

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	8,000,000	8,000,000	8,000,000	8,000,000
Diluted	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements

Puravita Corporation
Condensed  Statements of Cash Flows
For The Nine Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	September 30,
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
September 30, 2015 and 2014

NOTE 1.    Nature of Operations and Significant Accounting Policies:

Nature of Operations.

Puravita Corporation (the "Company") was incorporated in the State of Delaware on March 3, 2011 for the purpose of raising capital that is intended to be used in connection with its business plan to merge, acquire or other business combination with an operating business. As of September 30, 2015, the Company had not yet commenced principal operations. The Company reports on a calendar year basis.

Basis of Presentation.

These unaudited interim condensed financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Company's December 31, 2014 financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The period-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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
September 30, 2015 and 2014

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
September 30, 2015 and 2014

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

2.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had no operations and has a history of losses, resulting in an accumulated deficit of $15,056 and negative working capital of $10,037.  For the nine month period ended September 30, 2015, the Company incurred a loss in the amount of $5,693.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to find a suitable merger or acquire an operating company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURAVITA CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015 and 2014

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

The Company has net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at September 30, 2015 and 2014.

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

PURAVITA CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015 and 2014

6.   Related Party Transactions

At various times the majority shareholder pays the Company's liabilities.  The payments are recorded as a payable to the shareholder. These amounts are unsecured, non interest bearing and due on demand. On January 1, 2013, the sole shareholder forgave debts totaling $5,019 and the Company recognized the forgiven debt as a contribution of capital.  The balance due to the shareholder was $5,693 as of September 30, 2015 and $0 as of December 31, 2014.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2015, we generated revenue of  $0. During the three and nine months ended September 30, 2014, we generated revenue of $0.

Operating expenses during the three and nine months ended September 30, 2015 were $0 and $5,693.  Operating expenses during the three and nine months ended September 30, 2014 were $0  and $0..  Operating expenses for the three months ended September 30, 2015 consisted of general and administrative fees of $0.     Operating expenses for the three months ended September 30, 2014 consisted of general and administrative fees of $0.  Expenses increased during 2015 mainly due to the Company's reporting requirements.

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
Liquidity and Capital Resources

As of September 30, 2015, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Period Ended September 30, 2015	Period Ended September 30, 2014

Net cash used in operating activities	$(10,037)	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,037	-
Net increase (decrease) in Cash	-	-
Cash, beginning	-	-
Cash, ending	$-	$-

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

Operating activities

Net cash used in operating activities was $10,037 for the period ended September 30, 2015, as compared to $0 used in operating activities for the period ended September 30, 2014.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2015, as compared to $0 used in investing activities for the same period in 2014.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2015 was $10,037 as compared to $0 for the same period of 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2015.

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